Form 10QSB
period 2004-03-31
CONTINUUM GROUP B INC
filed 2004-05-24
CIK 1272549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                  (Mark one)

/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      FOR THE TRANSITION PERIOD FROM __________ TO __________

      COMMISSION FILE NUMBER 000-50501

                             CONTINUUM GROUP B INC.
                             ----------------------
 (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS DECLARATION OF TRUST)

               NEVADA                                  20-0443565
--------------------------------------------------------------------------------
          (State or Other                   (I.R.S. Employer Identification No.)
          Jurisdiction of
          Incorporation or
          Organization)

                               65 EAST 55TH STREET
                            NEW YORK, NEW YORK 10022
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 451-2300
--------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

--------------------------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

             AS OF MAY 14, 2004, 4,822,074 SHARES WERE OUTSTANDING.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES / / NO /X/

                                                          CONTINUUM GROUP B INC.

                                                                     FORM 10-QSB

                                                                           INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

  Balance Sheet as of March 31, 2004(unaudited)                              3
  Statement of Operations for the three months
   ended March 31, 2004 (unaudited)  and March 31, 2003
   (unaudited) and cumulative  from January 5, 2000
   (Inception) to March 31, 2004 (unaudited)                                 4
  Statement of Cash Flows for the three months
    ended March 31, 2004 (unaudited)  and March 31, 2003
    (unaudited)  and cumulative  from January 5, 2000
    (Inception) to March 31, 2004 (unaudited)                                5

NOTES TO CONDENSED FINANCIAL STATEMENTS                                    6-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        9-10
ITEM 3 - CONTROLS AND PROCEDURES                                            10

PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

ITEM 2  - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
          OF EQUITY SECURITIES

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5  - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  11

SIGNATURES                                                                  12

CERTIFICATIONS

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                          CONTINUUM GROUP B INC.

                                                                   BALANCE SHEET

                                                                  March 31, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

TOTAL ASSETS                                                $    --
                                                            =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

     Accrued Expenses                                       $69,993
                                                            -------

Total Current Liabilities                                    69,993

Commitments and Contingencies

Stockholders' Deficiency

     Preferred Stock, par value $0.001; 5,000,000
     shares authorized, none issued and outstanding              --

     Common Stock, par value $0.001; 45,000,000 shares
     authorized; 4,822,074 issued and outstanding             4,822

     Additional paid-in capital                              36,688

     Deficit accumulated during development stage          (111,503)
                                                            -------

Total Stockholders' Deficiency                              (69,993)
                                                            -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $0
                                                            =======

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                                          CONTINUUM GROUP B INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                               CONDENSED STATEMENT OF OPERATIONS

                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Cumulative
                                                                                     from January 5,
                                                                                     2000 (Inception)
                                             For the three months ended             through March 31,
                                                  2004           2003                    2004
                                             --------------------------------------------------------

General and Administrative Expenses              $19,500      $    5,000               $111,503
                                               ---------      ----------

Net Loss                                        ($19,500)    ($    5,000)             ($111,503)
                                               =========     ===========              ==========

Per Share Information:

Net loss per share, basic and diluted              $0.00           $0.00
                                               =========     ===========

Weighted average shares outstanding, basic
  and diluted                                  4,822,074       2,522,074
                                               =========     ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                                          CONTINUUM GROUP B INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                               CONDENSED STATEMENT OF CASH FLOWS

                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                  Cumulative
                                                                                                                 from January 5,
                                                                                                                 2000 (Inception)
                                                                      For the three months ended March 31,       through March 31,
                                                                       2004                 2003                       2004
                                                                     -------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

           Net Loss                                                   ($19,500)            ($5,000)                 ($111,503)

           Adjustments  to reconcile  the net loss
           to net cash flows from operating activities:
           Stock based compensation                                       -                      -                     41,510
           Change in operating liabilities                                -                      -                       -
           Increase in accured expenses                                 19,500               5,000                     69,993
                                                                    ----------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                  -                      -                       -
                                                                    ----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                      -                      -                       -
                                                                    ----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                      -                      -                       -
                                                                    ----------------------------------------------------------

                  NET INCREASE IN CASH                                    -                      -                       -

                  CASH-BEGINNING OF PERIOD                                -                      -                       -
                                                                   -----------------------------------------------------------

                  CASH-END OF PERIOD                                   $  -                $     -                 $     -
                                                                   ===========================================================

      THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                                          CONTINUUM GROUP B INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                        NOTES TO (condensed) FINANCIAL STATEMENT
--------------------------------------------------------------------------------

NOTE 1 - FORMATION, NATURE OF BUSINESS, AND MANAGEMENT PLANS

         FORMATION, NATURE OF BUSINESS AND MANAGEMENT'S PLANS
         Continuum Group B Inc. (the "Company") was formed on January 5, 2000 in
         Nevada  pursuant  to the  Reorganization  Plan under  Chapter 11 of the
         United   States   Bankruptcy   Code  of  The  Continuum   Group,   Inc.
         ("Continuum").  The  primary  provision  of the Plan  provided  for the formation of the Company and the issuance of (a)  9,000,000  (1,510,067 post reverse split (see below)) shares of the Company's common stock to
         Hanover Capital  Corporation,  which funded Continuum's  reorganization plan;  (b) 500,000  (83,893  post reverse  split (see below)) shares to holders  of  Continuum's  allowed  unsecured  claims,  and (c)  400,000
         (67,114   post  reverse   split  (see  below)) shares  to   Continuum's
         pre-bankruptcy  stockholders.  The  accumulated  deficit  at  inception resulted  from the par value of these  shares  granted to  stockholders without any consideration.

         The Company is considered a "blank check"  company,  whose sole purpose is to locate  and  consummate  a merger or  acquisition  with a private entity.  Since  inception,  the Company has not engaged in any business operations  other  than  organizational  activities,  and  is  actively searching for acquisition  targets. As of May 14, 2004, the Company had not entered into any formal agreements.

         Since the Company has no operations other than to search for a suitable acquisition target, its only expenses are administrative.  As such, the
         Company  does  not  intend  to  seek  additional   financing  until  an
         acquisition is consummated.

         On December 14, 2000 the  Company's  Board of Directors  (the  "Board")
         approved an  amendment  to the charter to affect a  1-for-5.96  reverse stock  split of the  Company's  issued and  outstanding  common  stock.
         Accordingly,  in the accompanying financial statements all common share and per share  amounts  have been  retroactively  restated  to show the effect of the 1-for-5.96 reverse split. However, there can be assurance that the Company will have the ability to carry out its  business  plan without  raising  sufficient  debt or equity  financing.  These factors raise  substantial  doubt as to the Company's  ability to continue as a going concern.  The financial  statements do not include any disclosure that might be  necessary  should the Company be unable to continue as a going concern.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The accompanying  unaudited condensed consolidated financial statements have  been  prepared  by the  Company  in  conformity  with  accounting principles  generally  accepted in the United States of America and the instructions  of Form  10-QSB.  It is  management's  opinion that these statements include all adjustments, consisting of only normal recurring adjustments  necessary  to make  the  financial  position,  results  of operations,  and cash flows not misleading as of March 31, 2004 and for all periods presented.

                                                          CONTINUUM GROUP B INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                        NOTES TO (condensed) FINANCIAL STATEMENT
--------------------------------------------------------------------------------

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         continued

         Certain information and footnote  disclosures  normally included in the annual  financial  statements  prepared in accordance  with  accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial  statements  be read in  conjunction  with  the  consolidated financial  statements and notes thereto as of December 31, 2002 and for each of the two years ended  December 31,  2002,  which are included in the Company's  Annual Report on Form 10-SB for the year ended  December
         31, 2002 filed with the Securities and Exchange Commission.

         USE OF ESTIMATES IN THE FINANCIAL STATEMENTS
         The  preparation of financial  statements in conformity with accounting principles  generally accepted in the United States of America requires the Company to make estimates and assumptions  that affect the reported amounts of assets and liabilities  and disclosure of contingent  assets and  liabilities  at the  date  of the  financial  statements  and  the reported amounts of revenues and expenses during the reporting  period.
         Actual results could differ from those estimates.

         INCOME TAXES
         The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the  differences  between the  financial and tax bases of assets and liabilities  using  enacted  tax rates in effect  for the year in which differences  are expected to reverse.  Deferred tax assets are adjusted by a  valuation  allowance,  if,  based  on  the  weight  of  available evidence,  it is more likely than not that some portion of the deferred tax assets will not be realized.

         At March 31, 2004, the Company has net operating loss carry forwards of approximately $111,500,  which expire through 2024. Pursuant to Section
         382 of the  Internal  Revenue  Code  regarding  substantial  changes in ownership,  utilization  of these losses may be limited.  Based on this and the fact that the Company has generated  operating  losses  through
         March 31, 2004,  the deferred  tax asset of  approximately  $45,000 has been offset by a valuation allowance of $45,000.

         STOCK BASED COMPENSATION
         As permitted by Statement of Financial  Accounting  Standards  ("SFAS")
         No.   148,"Accounting  for  Stock-Based   Compensation-Transition   and
         Disclosure",  which amended SFAS No. 123 ("SFAS 123"),  "Accounting for
         Stock-Based  Compensation",  the  Company  has  elected to  continue to follow the  intrinsic  value method in accounting  for its  stock-based employee compensation  arrangements as defined by Accounting Principles

                                                          CONTINUUM GROUP B INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                        NOTES TO (condensed) FINANCIAL STATEMENT
--------------------------------------------------------------------------------

         Board Opinion ("APB") including  "Financial  Accounting Standards Board
         Interpretation  No. 44, Accounting for Certain  Transactions  Involving
         Stock Compensation",  and interpretation of APB No. 25. As of March 31,
         2004, the Company has not formed a Stock Option Plan and has not issued any options.

         LOSS PER SHARE
         The Company  adopted the  provisions  of SPAS No.  128,  "Earnings  per
         Share."  SFAS No. 128 requires  the  presentation  of basic and diluted earnings  per share  ("EPS").  Basic EPS is computed  by dividing  loss available  to common  stockholders  by the  weighted-average  number of common  shares  outstanding  for the period.  Diluted EPS  includes the potential  dilution  that could occur if options or other  contracts to issue  common  stock were  exercised  or  converted.  During the period
         January 5, 2000 (Inception) through March 31, 2004 no options, or other
         contracts  to  issue   common  stock  were  issued  or  entered   into.
         Accordingly, basic and diluted earnings per share are identical.

         NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003,  Financial  Accounting Standards Board ("FASB") issued
         FASB  Interpretation  No.  46,   "Consolidation  of  Variable  Interest
         Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin
         No.  51.  FIN 46  expands  upon  and  strengthens  existing  accounting guidance that  addresses when a company should include in its financial statements the assets,  liabilities and activities of another entity. A variable  interest  entity is any  legal  structure  used for  business purposes that either does not have equity  investors with voting rights or has  equity  investors  that  do not  provide  sufficient  financial resources for the entity to support its  activities.  FIN 46 requires a variable  interest  entity  to be  consolidated  by a  company  if that company is subject to a majority of the risk of loss from the  variable interest  entity's  activities or entitled to receive a majority of the entity's  residual returns or both. The  consolidation  requirements of
         FIN 46 apply  immediately to variable  interest  entities created after
         January  31,  2003.  The  consolidation  requirements  apply  to  older entities in the first  fiscal year or interim  period  beginning  after
         June 15, 2003.  However,  on October 8, 2003,  FASB deferred the latest date by which  all  public  entities  must  apply  FIN 46 to the  first reporting  period  ended after  December  15,  2003.  The effect of the adoption of this new accounting  pronouncement on the Company financial statements has not been significant.

         In May  2003,  FASB  issued  SFAS  No.  150,  "Accounting  for  Certain
         Financial  Instruments  with  Characteristics  of Both  Liabilities and
         Equity"  ("SFAS 150"),  which is effective  for  financial  instruments entered into or modified after May 31, 2003, and otherwise is effective at the begriming of the first interim period  beginning  after June 15,
         2003. SFAS 150 establishes  standards for how an issuer  classifies and measures certain  financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify a financial instrument  that is within its scope as a  liability.  The  adoption of
         SFAS 150 did not have a  material  effect  on the  Company's  financial statements.

NOTE 3 - RELATED PARTIES

         As  discussed  in  Note 1,  the  Company  was  formed  pursuant  to the reorganization plan of Continuum. In accordance with the reorganization of Continuum three  additional  companies named Continuum Group A Inc.,
         Continuum  Group C Inc.,  and  Continuum  Group D Inc. were formed with similar terms as the Company with common stock issuances consistent wit those of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This  Report on Form 10-QSB  contains  "forward-looking  statements"  within the meaning of Section 27A of the  Securities  Act and Section 21E of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements  of  historical  facts  included in this  Report,  including  without
limitation,   the  statements   under  "General,"  and  "Liquidity  and  Capital
Resources,"  are  forward-looking  statements.  All subsequent  written and oral forward-looking  statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

You should read the  following  discussions  in  conjunction  with our financial statements  and the  related  notes  thereto  and  other  financial  information
appearing   elsewhere  in  this  report.  The  following   discussion   contains
forward-looking  statements  that involve  risks and  uncertainties.  Our actual results could differ  materially from those  anticipated in the  forward-looking statements as a result of various factors,  including those discussed  elsewhere in this report.

Plan of Operation

We intend to seek to acquire assets or shares of an entity  actively  engaged in business that generates  revenues,  in exchange for its securities.

GENERAL
Continuum Group B Inc. ("Continuum B") was incorporated on January 5, 2000 under the laws of the State of Nevada pursuant to a Joint Plan of Reorganization  (the
"Plan") for the Continuum Group,  Inc.("CGI") in Bankruptcy Case No.  95-B-44222
(Chapter 11) in the U. S. Bankruptcy  Court,  Southern District of New York (the
"Bankruptcy Court"). The Bankruptcy Court entered an Order on September 15, 1999 approving  the Plan.  We, along with three other  companies,  Continuum  Group A
Inc.,  Continuum  Group C Inc., and Continuum  Group D Inc.  (collectively,  the
"Groups"), were specifically formed to affect the terms of the Plan.

On December 14, 2000, we issued 861,000 shares of Common Stock to 14 individuals and entities  for services  rendered.  On August 27, 2003,  we issued  2,300,000 shares of Common Stock to eight individuals and entities for services  rendered.
As of May  17,  2004,  we had  4,822,074  shares  of  Common  Stock  issued  and outstanding. No shares of Preferred Stock are issued or outstanding.

We have  not  engaged  in any  business  operations  other  than  organizational activities.  Since inception,  we have been in the developmental  stage and have had no  operations.  Other than  issuing  shares to our  stockholders,  we never commenced  any  operational  activities.  As a result,  we can be  defined  as a
"shell" or "blank check" company, whose sole purpose is to locate and consummate a merger or acquisition with a private entity.

RESULTS OF OPERATIONS
We have not had any operating  income from  January 5, 2000 (inception)  through
March 31, 2004. As of March 31, 2004, we had an accumulated  deficit of $11,503, comprised of costs mainly associated with administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
The  Company  has  experienced  no  significant  change  in  liquidity,  capital resources or  stockholders'  equity.  Since the Company has no operations  other than to  search  for a  suitable  acquisition  target,  its  sole  expenses  are administrative.  As such,  the  Company  does  not  intend  to raise  additional financing until an acquisition is consummated.

ITEM 3.  CONTROLS AND PROCEDURES
(a) The Company  carried out an evaluation,  under the  supervision and with the participation  of the Company's  management,  including  Robert L. Frome (acting
Chief   Executive   Officer  and  acting  Chief  Financial   Officer),   of  the
effectiveness of the design and operation of the Company's  "disclosure controls and procedures", as such term is defined in Exchange Act Rule 15d-15e, as of the end of the period covered by this report. Based upon that evaluation,  Mr. Frome has  concluded  that the  Company's  disclosure  controls  and  procedures  were effective  as of the  end of the  period  covered  by  this  report  to  provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded,  processed, summarized  and  reported  within the time  periods  specified  in SEC rules and forms.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company  carried out this  evaluation,  including any
corrective  actions  with  regard  to  significant   deficiencies  and  material
weaknesses.

A control  system,  no matter how well conceived and operated,  can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent  limitations in all control systems,  no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                       10

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES  AND SMALL  BUSINESS  ISSUER  PURCHASER OF EQUITY
         SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

Item 6.  Exhibits and Reports on 8-K

a.       Exhibits

*31.1    Certification  of Acting  Chief  Executive  Officer  and  Acting  Chief
         Financial Officer pursuant to Section 302 of the  Sarbanes-Oxley Act of
         2002.

*32.1    Certification  of the Acting Chief  Executive  Officer and Acting Chief
         Financial  Officer pursuant to 18 U.S.C.  Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

b.       Reports on Form 8-K

None.

                                       11

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                                        CONTINUUM GROUP B INC.
                                        (Registrant)

DATE:  May 24, 2004                  By: /s/ Robert L. Frome
                                         -----------------------------------
                                         Robert L. Frome
                                         President and Chairman
                                         (acting Chief Executive Officer and
                                         acting Chief Financial Officer)

                                       12