Form 10QSB
period 2004-06-30
CONTINUUM GROUP B INC
filed 2004-08-04
CIK 1272549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For the quarterly period ended June 30, 2004

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      For the transition period from __________ to __________

                        Commission file number 000-50501

                             CONTINUUM GROUP B INC.
                             ----------------------
 (Exact Name of Small Business Issuer as Specified in Its Declaration of Trust)

         NEVADA                                             20-0443565
---------------------------------                           ----------
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

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

As of July 12, 2004, 6,872,704 shares were outstanding.

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

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of June 30, 2004 (unaudited)         3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004(unaudited) and June 30, 2003 (unaudited), respectively and cumulative from January 5, 2000 (Inception) to
    June  30, 2004 (unaudited)                                               4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited) and cumulative from January 5, 2000
    (Inception) to June 30, 2004 (unaudited)                                 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       6-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
    OF OPERATION                                                          9-10

ITEM 3 - CONTROLS AND PROCEDURES                                            10

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

CERTIFICATIONS

                                           CONTINUUM GROUP B INC. AND SUBSIDIARY
                                                   (A development stage company)
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                   (As restated)
                                                                   JUNE 30, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

TOTAL ASSETS                                                          $       -
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

     Accrued Expenses                                                 $  72,993
                                                                      ---------

Total Current Liabilities                                                72,993

Commitments and Contingencies

Stockholders' Deficiency

     Preferred Stock, par value $0.001; 5,000,000
     shares authorized, none issued and outstanding

     Common Stock, par value $0.001; 45,000,000 shares
     authorized; 6,872,704 issued and outstanding                         6,873

     Additional paid in capital                                          49,738

     Deficit accumulated during development stage                      (129,604)
                                                                      ---------

Total Stockholders' Deficiency                                          (72,993)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             --
                                                                      =========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                               CONTINUUM GROUP B INC. AND SUBSIDIARY
                                                                                                       (A Development Stage Company)

                                                                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                       (As restated)

                                                                                                                         (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                      Cumulative
                                                                                                                    from January 5,
                                           For the Three Months                            For the Six Months       2000 (Inception)
                                                Ended June 30,                           Ended June 30,             through June 30,
                                          2004            2003                  2004                2003                  2004
                                     -----------------------------------------------------------------------------------------------

General and
Administrative Expenses              $     3,000                 0          $    22,500              5,000           $   129,604
                                     -------------------------------------------------------------------------------------------

Net Loss                                 ($3,000)                0             ($22,500)           ($5,000)          ($  129,604)
                                     ===========================================================================================

Per share information
Net loss per share
basic and diluted                          $0.00             $0.00                $0.00              $0.00
                                     ===========================================================================================

Weighted shares outstanding            6,872,704         4,572,704            6,872,704          4,572,704
                                     ===========================================================================================

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                        CONTINUUM GROUP B INC. AND SUBSIDIARY
                                                                                                (A Development Stage Company)
                                                                                           CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                                (As restated)

                                                                                                                  (Unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                            Cumulative
                                                                                                          from January 5,
                                                                    For the six months ended              2000 (Inception)
                                                                              June 30,                    through June 30,
                                                                        2004            2003                     2004
                                                                   -------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

          Net Loss                                                  ($  3,000)                             ($129,604)

          Adjustments  to reconcile the net loss
          to net cash flows from operating activities:
          Stock based compensation                                                                            56,611
          Increase in accured expenses                                  3,000                                 72,993
                                                                     -----------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                   --             --                      --
                                                                     -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                       --             --                      --
                                                                     -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                       --             --                      --
                                                                     -----------------------------------------------

          NET INCREASE IN CASH                                             --             --                      --

          CASH-BEGINNING OF PERIOD                                         --             --                      --
                                                                     -----------------------------------------------

          CASH-END OF PERIOD                                         $     --        $    --                $     --
                                                                     ===============================================

      THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                            CONTINUUM GROUP B INC. AND SUBSIDIARY
                                                   (A development stage company)
                                                 NOTES TO CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
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

         The Company is considered a "blank check"  company,  whose sole purpose is to locate  and  consummate  a merger or  acquisition  with a private entity (see Note 3).  Since  inception,  the Company has not engaged in any business  operations other than organizational  activities,  and is actively searching for acquisition targets.

         Since the Company  currently  has no  operations  its only expenses are administrative. As such, the Company does not intend to seek additional financing until the acquisition as described in Note 3 is consummated.

         On December 14, 2000 the  Company's  Board of Directors  (the  "Board")
         approved an  amendment  to the charter to affect a  1-for-5.96  reverse stock  split of the  Company's  issued and  outstanding  common  stock.
         Accordingly,  in the accompanying financial statements all common share and per share  amounts  have been  retroactively  restated  to show the effect  of the  1-for-5.96  reverse  split.  However,  there  can be no assurance  that the  Company  will  have the  ability  to carry out its business  plan without  raising  sufficient  debt or equity  financing.
         These factors raise  substantial  doubt as to the Company's  ability to continue as a going  concern.  The financial  statements to not include any disclosure that might be necessary  should the Company be unable to continue as a going concern.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The accompanying  unaudited condensed consolidated financial statements have  been  prepared  by the  Company  in  conformity  with  accounting principles  generally  accepted in the United States of America and the instructions  of Form  10-QSB.  It is  management's  opinion that these statements include all adjustments, consisting of only normal recurring adjustments  necessary  to make  the  financial  position,  results  of operations,  and cash flows not  misleading as of June 30, 2004 and for all periods presented.

                                           CONTINUUM GROUP B INC. AND SUBSIDIARY
                                                   (A development stage company)
                                                 NOTES TO CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Certain information and footnote  disclosures  normally included in the annual  financial  statements  prepared in accordance  with  accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated
         financial   statements  be  read  in  conjunction  with  the  financial statements  and notes  thereto as of December  31, 2002 and for each of the two years then ended  December 31, 2002,  which are included in the
         Company's  Annual Report on Form 10-SB for the year ended  December 31,
         2002 filed with the Securities and Exchange Commission.

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

         At June 30, 2004,  the Company has net operating loss carry forwards of approximately $118,000,  which expire through 2024. Pursuant to Section
         382 of the  Internal  Revenue  Code  regarding  substantial  changes in ownership,  utilization  of these losses may be limited.  Based on this and the fact that the Company has generated  operating  losses  through
         June 30, 2004, the deferred tax asset of approximately $47,000 has been offset by a valuation allowance of $47,000.

         STOCK BASED COMPENSATION
         As permitted by Statement of Financial  Accounting  Standards  ("SFAS")
         No.  148,  "Accounting  for  Stock-Based   Compensation-Transition  and
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
         Interpretation  No. 44, Accounting for Certain  Transactions  Involving
         Stock  Compensation",  and interpretation of APB No. 25. As of June 30,
         2004, the Company has not formed a Stock Option Plan and has not issued any options.

         LOSS PER SHARE
         The Company  adopted the  provisions  of SPAS No.  128,  "Earnings  per
         Share."  SFAS No. 128 requires  the  presentation  of basic and diluted earnings  per share  ("EPS").  Basic EPS is computed  by dividing  loss available  to common  stockholders  by the  weighted-average  number of

                                           CONTINUUM GROUP B INC. AND SUBSIDIARY
                                                   (A development stage company)
                                                 NOTES TO CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         common  shares  outstanding  for the period.  Diluted EPS  includes the potential  dilution  that could occur if options or other  contracts to issue  common  stock were  exercised  or  converted.  During the period
         January 5, 2000 (Inception)  through June 30, 2004 no options, or other
         contracts  to  issue   common  stock  were  issued  or  entered   into.
         Accordingly, basic and diluted earnings per share are identical.

NOTE 3 -DEFINITIVE AGREEMENT AND PLAN OF REORGANIZATION

         On June 14, 2004 the Company  entered into a definitive  Agreement  and
         Plan of Reorganization with HW Acquisition Corporation,  a wholly-owned subsidiary of the Company formed May 10, 2004, and Horizonlive.com Inc.
         ("Horizon").  Pursuant  to  this  agreement,  the  Company  will  issue approximately 16,750,000 shares of its common stock to the shareholders of Horizon,  in exchange  for all of  Horizon's  outstanding  shares of common stock and Series C Convertible Preferred Stock. Horizon's Series
         A Preferred  Stock and Series B Preferred  Stock will be exchanged  for
         5,000,000  shares of the Company's  Series A Preferred  Stock (Series A designation  will be  assigned  at  closing).  Concurrently  with  this exchange of shares,  a  subsidiary  of the Company  will be merged into
         Horizon.  Following this merger, Horizon will be the surviving company.
         Completion  of the  Plan of  Reorganization  is  subject  to  customary
         closing   conditions.   Following   the   completion  of  the  Plan  of
         Reorganization,   existing   stockholders  of  the  Company  will  hold
         1,500,000 shares of Horizon's common stock.

NOTE 4 - RELATED PARTIES

         As  discussed  in  Note 1,  the  Company  was  formed  pursuant  to the reorganization plan of Continuum. In accordance with the reorganization of Continuum three  additional  companies named Continuum Group A Inc.,
         Continuum  Group C Inc.,  and  Continuum  Group D Inc. were formed with similar  terms as the Company  with common stock  issuances  consistent with those of the Company.

NOTE 5-  COMMON STOCK

         On May 21, 2004 the Company  approved a 1 for 1 stocksplit  in the form of a  dividend  to  stockholders  of  record  as of May  28,  2004  and approximately  524,000 shares were issued,  net of the shares that were donated back to the Company and retired.

                                           CONTINUUM GROUP B INC. AND SUBSIDIARY
                                                   (A development stage company)
                                                 NOTES TO CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6-RESTATEMENT

         In December 2000 the Company  approved the issuance of 2,371,064 shares of its common stock to 16 individuals  and/or  entities in exchange for services  rendered.  The  fair  value  of the  services  rendered  were approximately  $23,711.  The company  recorded  the issuance of 861,000 shares and recorded $8,610 as the value of the services  rendered.  The financial  statements  have been  restated  to reflect  the  additional shares issued of 1,510,064 and recording of $15,101 in additional value of the services rendered by increasing common stock $1,510,  additional paid in capital $13,591, and accumulated deficit $15,101.

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

         Plan of Operation

         We intend  to seek to  acquire  assets or shares of an entity  actively engaged in  business  that  generates  revenues,  in  exchange  for its
         securities.   See  Note  3  to  the  condensed  consolidated  financial
         statements.

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

         On December 14, 2000, we issued  2,371,064 shares of Common Stock to 16 individuals and/or entities for services  rendered.  On August 27, 2003 we issued  2,300,000 and of shares of Common Stock to 8 individuals and entities for services  rendered.  As of July 12, 2004, we had 6,872,704 shares of Common Stock issued and  outstanding.  No shares of Preferred
         Stock are issued or outstanding.

         We  have  not   engaged   in  any   business   operations   other  than
         organizational  activities.  Since  inception,  we  have  been  in  the developmental  stage and have had no  operations.  Other  than  issuing
         shares  to  our  stockholders,   we  never  commenced  any  operational
         activities.  As a result,  we can be  defined  as a  "shell"  or "blank check" company, whose sole purpose is to locate and consummate a merger

                                       10

         or  acquisition  with a private  entity.  We have entered into a merger agreement  which is more  fully  described  in Note 3 to the  condensed consolidated financial statements.

         RESULTS OF OPERATIONS
         We have not had any operating  income from January 5, 2000  (inception)
         through  June 30  2004.  As of June  30,  2004,  we had an  accumulated
         deficit  of  $129,604,   comprised  of  costs  mainly  associated  with
         administrative expenses.

         LIQUIDITY AND CAPITAL RESOURCES
         The Company has experienced no significant change in liquidity, capital resources or stockholders'  equity.  Since the Company currently has no operations other than to search for a suitable  acquisition target, its sole expenses are administrative.  As such, the Company does not intend to raise additional financing until an acquisition is consummated.

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

                                       11

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

                                       12

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                                       CONTINUUM GROUP B INC.
                                       (Registrant)

DATE: July 30, 2004                    By: /s/ Robert L. Frome
                                           ---------------------------------
                                           Robert L. Frome
                                           President and Chairman
                                           (acting Chief Executive Officer
                                           and Acting Chief Financial Officer)