Form 10QSB
period 2004-09-30
HORIZON WIMBA, INC.
filed 2004-11-22
CIK 1272549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
     (Mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-50501

                               HORIZON WIMBA, INC.
 (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS DECLARATION OF TRUST)

           DELAWARE                                      20-0443565
           --------                                      ----------
      (State or Other                       (I.R.S. Employer Identification No.)
      Jurisdiction of
      Incorporation or
       Organization)

               C/O OLSHAN GRUNDMAN FROME ROSENZWIEG & Wolosky LLP
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

                             CONTINUUM GROUP B INC.
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days. Yes X No

           As of November 19, 2004, 3,848,714 shares were outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):      YES  [ ]  NO [X]

            HORIZON WIMBA, INC. (FORMERLY CONTINUUM GROUP B INC.) AND SUBSIDIARY

                                                                     FORM 10-QSB

                                                                           INDEX
--------------------------------------------------------------------------------

                                                                            Page

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of September 30, 2004 (unaudited)      3

Condensed Consolidated Statements of Operations for the three and nine months ended  September  30, 2004  (unaudited)  and September 30, 2003
(unaudited),   respectively   and  cumulative  from  January  5,  2000
(Inception) to September 30, 2004 (unaudited)                                  4

Condensed  Consolidated  Statements  of Cash Flows for the nine months
ended   September  30,  2004   (unaudited)   and  September  30,  2003
(unaudited)  and  cumulative  from  January  5,  2000  (Inception)  to
September 30, 2004 (unaudited)                                                 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)              10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
      OF OPERATION                                                         11-12

ITEM 3 - CONTROLS AND PROCEDURES                                           12-13

PART II - OTHER INFORMATION                                                   14

ITEM 1 - LEGAL PROCEEDINGS                                                    14

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                      14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  14

ITEM 5 - OTHER INFORMATION                                                    14

ITEM 6.  EXHIBITS                                                             14

SIGNATURES                                                                    15

CERTIFICATIONS                                                             16-18

            HORIZON WIMBA, INC. (FORMERLY CONTINUUM GROUP B INC.) AND SUBSIDIARY
                                                   (A Development Stage Company)

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                   (As Restated)
                                                                     (Unaudited)

                                                              September 30, 2004
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

TOTAL ASSETS                                                               $      --
------------                                                               =========

                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                ----------------------------------------

CURRENT LIABILITIES
-------------------
  Accrued expenses                                                         $  78,993
                                                                           ---------

     TOTAL LIABILITIES                                                        78,993
                                                                           ---------

COMMITMENTS AND CONTINGENCIES                                                     --
                                                                           ---------

STOCKHOLDERS' DEFICIENCY
  Preferred stock - par value $0.001;10,000,000 shares
    authorized, -0- issued and outstanding                                        --
  Common stock - par value $0.001; 90,000,000 shares
    authorized; 3,848,714 issued and outstanding*                              3,849
  Additional paid-in capital                                                  52,762
  Deficit accumulated during development stage                              (135,604)
                                                                           ---------

     TOTAL STOCKHOLDERS' DEFICIENCY                                         (78,993)
                                                                           ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIENCY                                                          $      --
                                                                           =========

*  Retroactively  restated to reflect the 1-for-.56 reverse stock split effected as of October 12, 2004.

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

            HORIZON WIMBA, INC. (FORMERLY CONTINUUM GROUP B INC.) AND SUBSIDIARY
                                                   (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (As Restated)
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   Cumulative from
                                       For the Three Months Ended    For the Nine Months Ended     January 5, 2000
                                              September 30,                September 30,         (Inception) Through
                                            2004          2003           2004          2003      September 30, 2004
                                       -----------------------------------------------------------------------------

REVENUE                                $        --    $        --    $        --    $        --    $        --

GENERAL AND ADMINISTRATIVE EXPENSE           6,000          8,708         28,500         13,708        135,604
                                       -----------    -----------    -----------    -----------    -----------

  NET LOSS                             $    (6,000)   $    (8,708)   $   (28,500)   $   (13,708)   $  (135,604)
                                       ===========    ===========    ===========    ===========    ===========

NET LOSS PER SHARE BASIC AND DILUTED   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)
                                       ===========    ===========    ===========    ===========

WEIGHTED SHARES OUTSTANDING*             3,848,714      3,036,714      3,848,714      2,721,124
                                       ===========    ===========    ===========    ===========

* Retroactively  restated to reflect the 1-for-.56  reverse stock split effected as of October 12, 2004.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            HORIZON WIMBA, INC. (FORMERLY CONTINUUM GROUP B INC.) AND SUBSIDIARY
                                                   (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (As Restated)
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                          Cumulative from
                                                            For the Nine Months Ended     January 5, 2000
                                                                  September 30          (Inception) Through
                                                           ---------------------------
                                                               2004             2003     September 30, 2004
                                                           ------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net loss                                                 $ (28,500)        $ (13,708)        $(135,604)
Adjustments to reconcile net loss to net cash flows
   from operating activities:
   Stock-based compensation                                       --                --            56,611
Changes in operating liabilities:
  Increase in accrued expenses                                28,500            13,708            78,993
                                                           ---------         ---------         ---------

NET CASH PROVIDED BY OPERATING
ACTIVITIES                                                        --                --                --

CASH FLOWS FROM INVESTING ACTIVITIES                              --                --                --
------------------------------------                       ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES                              --                --                --
------------------------------------                       ---------         ---------         ---------

NET CHANGE IN CASH                                                --                --                --

CASH - Beginning of Period                                        --                --                --
----                                                       ---------         ---------         ---------

CASH - End of Period                                       $      --         $      --         $      --
----                                                       =========         =========         =========

            SEE NOTES TO CONDENSED CONSOLDATED FINANCIAL STATEMENTS.

            HORIZON WIMBA, INC. (FORMERLY CONTINUUM GROUP B INC.) AND SUBSIDIARY
                                                   (A Development Stage Company)

                                                 NOTES TO CONDENSED CONSOLIDATED
                                                FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - FORMATION, NATURE OF BUSINESS, AND MANAGEMENT PLANS

     FORMATION, NATURE OF BUSINESS AND MANAGEMENT'S PLANS

     Horizon Wimba,  Inc.,  formerly Continuum Group B Inc., (the "Company") was formed on January 5, 2000 in Nevada  pursuant  to the  Reorganization  Plan under  Chapter 11 of the United  States  Bankruptcy  Code of The  Continuum
     Group, Inc.  ("Continuum").  The primary provision of the Plan provided for
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

     On June 14, 2004 the Company  entered into a definitive  Agreement and Plan
     of  Reorganization   with  HW  Acquisition   Corporation,   a  wholly-owned
     subsidiary of the Company formed May 10, 2004 and Horizonlive.com Inc. Upon consummation of this Agreement and Plan of Reorganization,  Horizonlive.com
     Inc. will become a wholly owned subsidiary of the Company.

     On October 12, 2004 the Company  effectuated  a 1:.56  reverse  stock split with  respect  to each  share of common  stock so that each share of common stock was automatically reduced to 0.56 of one share of common stock of the
     Company. In addition,  as of October 12, 2004, the Company changed its name for Continuum  Group B Inc. to Horizon  Wimba,  Inc.,  changed its domicile from the  state of  Nevada  to the  state of  Delaware  and  adopted  a new certificate of incorporation.

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

     Since the  Company  currently  has no  operations,  its only  expenses  are administrative.  As such,  the Company  does not intend to seek  additional financing until the acquisition as described in Note 3 is consummated.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been  prepared  by the Company in  conformity  with  accounting  principles generally  accepted in the United States of America and the instructions of
     Form 10-QSB. It is management's  opinion that these statements  include all

            HORIZON WIMBA, INC. (FORMERLY CONTINUUM GROUP B INC.) AND SUBSIDIARY
                                                    A Development Stage Company)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

     adjustments,  consisting of only normal recurring  adjustments necessary to make the  financial  position,  results of  operations,  and cash flows not misleading as of September 30, 2004 and for all periods presented.

     Certain  information  and  footnote  disclosures  normally  included in the
     annual  financial   statements   prepared  in  accordance  with  accounting
     principles  generally  accepted in the United  States of America  have been condensed or omitted.  It is suggested  that these  condensed  consolidated financial  statements be read in conjunction with the financial  statements and notes  thereto as of  December  31,  2003 and for each of the two years ended  December 31, 2002 and  December 31, 2001,  which are included in the
     Company's  Registration  Statement  on Form  10-SB  that was filed with the
     Securities and Exchange Commission.

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

     At September 30, 2004, the Company has net operating loss carry forwards of approximately $135,604,  which expire through 2024. Pursuant to Section 382 of the Internal  Revenue Code regarding  substantial  changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated  operating losses through September 30, 2004, the deferred tax asset of approximately  $47,461 has been offset by a valuation allowance of $47,461.

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

            HORIZON WIMBA, INC. (FORMERLY CONTINUUM GROUP B INC.) AND SUBSIDIARY
                                                    A Development Stage Company)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

     Accounting for Certain  Transactions  Involving  Stock  Compensation",  and
     interpretation of APB No. 25. As of September 30, 2004, the Company has not
     formed a Stock Option Plan and has not issued any options.

     LOSS PER SHARE

     The Company  adopted the provisions of SFAS No. 128,  "Earnings per Share."
     SFAS No. 128 requires the  presentation  of basic and diluted  earnings per share  ("EPS").  Basic EPS is computed by dividing loss available to common stockholders by the  weighted-average  number of common shares  outstanding for the period.  Diluted EPS includes  the  potential  dilution  that could occur if options or other contracts to issue common stock were exercised or converted.  During the period January 5, 2000 (Inception) through September
     30, 2004 no options,  or other  contracts to issue common stock were issued or entered  into.  Accordingly,  basic and diluted  earnings  per share are identical.

NOTE 3 -DEFINITIVE AGREEMENT AND PLAN OF REORGANIZATION

     On June 14, 2004 the Company  entered into a definitive  Agreement and Plan
     of  Reorganization   with  HW  Acquisition   Corporation,   a  wholly-owned
     subsidiary of the Company formed May 10, 2004 ("HW"),  and  Horizonlive.com
     Inc.  ("Horizon").  Pursuant  to this  agreement,  the  Company  will issue approximately  16,750,000 shares of its common stock to the shareholders of
     Horizon,  in exchange  for all of  Horizon's  outstanding  shares of common stock  and  Series  C  Convertible  Preferred  Stock.  Horizon's  Series  A
     Preferred  Stock  and  Series  B  Preferred  Stock  will be  exchanged  for
     5,000,000  shares  of the  Company's  Series A  Preferred  Stock  (Series A
     designation will be filed at closing).  Concurrently  with this exchange of shares, HW will be merged into Horizon. Following this merger, Horizon will be  the  surviving  company.  Completion  of  the  Agreement  and  Plan  of
     Reorganization  is subject to customary closing  conditions.  Following the
     completion  of  the  Agreement   and  Plan  of   Reorganization,   existing
     stockholders  of the Company will hold  1,500,000  shares of the  Company's common stock.  There is no assurance that the Company will be successful in consummating the Agreement and Plan of Reorganization.

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

NOTE 5-COMMON STOCK

     On December 14, 2000, the Company issued  2,371,064  shares of common stock to 16 individuals  and/or entities for services  rendered.  On December 14,
     2000 the Company's Board of Directors  approved a 1-for-5.96  reverse stock split of the

            HORIZON WIMBA, INC. (FORMERLY CONTINUUM GROUP B INC.) AND SUBSIDIARY
                                                    A Development Stage Company)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

     Company's  issued and  outstanding  common  stock.  On April 21, 2001,  the
     Company  issued  63,000 shares of common stock to its officers for services rendered.  On August 27, 2003 the Company issued 2,300,000 shares of common stock to 8 individuals and entities for services rendered.  On May 21, 2004 the  Company  approved a 2-for-1  stocksplit  in the form of a dividend  to stockholders of record as of May 28, 2004 and approximately  524,000 shares were issued.  Certain stockholders of the Company waived their right to the dividend  and  therefore  were not issued any shares.  Accordingly,  in the accompanying  financial  statements  all common share and per share amounts have been  retroactively  restated  to show the  effect  of the  1-for-5.96 reverse split on December 14, 2000 and 2-for-1  stocksplit in the form of a dividend  on May 21,  2004.  As of  November  19,  2004,  the  Company  had
     3,848,714  shares of common  stock  issued  and  outstanding.  No shares of
     Preferred Stock are issued or outstanding.

NOTE 6-RESTATEMENT

     In December 2000 the Company  approved the issuance of 2,371,064  shares of its common stock to 16 individuals and/or entities in exchange for services rendered.  The  fair  value  of the  services  rendered  was  approximately
     $23,711.  The Company  recorded the issuance of 861,000 shares and recorded
     $8,610 as the value of the services rendered. The financial statements have been  restated to reflect the  additional  shares  issued of 1,510,064  and recording  of $15,101  in  additional  value of the  services  rendered  by increasing  common stock $1,510,  additional paid in capital  $13,591,  and accumulated deficit $15,101.

NOTE 7 - SUBSEQUENT EVENT

     CHANGES IN CAPITAL STRUCTURE

     On October 12, 2004 the Company  effectuated  a 1:.56  reverse  stock split with  respect  to each  share of common  stock so that each share of common stock was automatically reduced to 0.56 of one share of common stock of the
     Company. In addition,  as of October 12, 2004, the Company changed its name from Continuum  Group B Inc. to Horizon Wimba,  Inc.,  changed its domicile from the  state of  Nevada  to the  state of  Delaware,  and  adopted a new certificate of  incorporation.  Under the new certificate of incorporation, the  authorized  number  of  shares  of  common  stock  increased  from the
     45,000,000  shares  of  common  stock,  par  value  $0.001  per  share,  to
     90,000,000  shares of common  stock,  par value  $0.001 per share,  and the authorized number of shares of preferred stock increased from the 5,000,000 shares of preferred stock, par value $0.001 per share, to 10,000,000 shares of preferred stock, par value $0.001 per share. In connection with the name change  and  change in  domicile,  the  Company  also  adopted a new set of bylaws. All financial information is retroactively  restated to reflect the
     1-for-.56 reverse stock split effected as of October 12, 2004.

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

     You should read the following discussions in conjunction with the Company's financial  statements  and the related  notes  thereto and other  financial information  appearing  elsewhere in this report. The following  discussion contains  forward-looking  statements that involve risks and uncertainties.
     The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this report.

     PLAN OF OPERATION

     The  Company  intends  to seek to  acquire  assets  or  shares of an entity actively engaged in business that generates  revenues,  in exchange for its securities. See Note 3 to the condensed consolidated financial statements.

     GENERAL

     Horizon Wimba, Inc.,  formerly Continuum Group B Inc., (the "Company" ) was incorporated  on  January  5,  2000  under  the laws of the State of Nevada pursuant to a Joint Plan of  Reorganization  (the "Plan") for the Continuum
     Group, Inc. ("CGI") in Bankruptcy Case No.  95-B-44222  (Chapter 11) in the
     U. S.  Bankruptcy  Court,  Southern  District of New York (the  "Bankruptcy
     Court").  The  Bankruptcy  Court  entered an Order on  September  15,  1999 approving  the  Plan.  The  Company,  along  with  three  other  companies,
     Continuum Group A Inc., Continuum Group C Inc., and Continuum Group D Inc.,
     were specifically formed to affect the terms of the Plan.

     On December 14, 2000, the Company issued  2,371,064  shares of common stock to 16 individuals  and/or entities for services  rendered.  On December 14,
     2000 the Company's Board of Directors  approved a 1-for-5.96  reverse stock split of the Company's  issued and  outstanding  common stock. On April 21,
     2001 the Company  issued  63,000 shares of common stock to its officers for services  rendered.  On August 27, 2003 the Company issued 2,300,000 shares of common stock to 8 individuals and entities for services rendered. On May
     21,  2004  the  Company  approved  a  2-for-1  stocksplit  in the form of a dividend to  stockholders  of record as of May 28,  2004 and  approximately
     524,000  shares were issued.  Certain  stockholders  of the Company  waived their right to the dividend and

                                       10

     therefore  were not issued any  shares.  Accordingly,  in the  accompanying financial  statements  all  common  share and per share  amounts  have been retroactively  restated to show the effect of the 1-for-5.96  reverse split on December  14, 2000 and 2-for-1  stocksplit  in the form of a dividend on
     May 21, 2004. As of November 8, 2004,  the Company had 3,848,714  shares of common  stock  issued and  outstanding.  No shares of  Preferred  Stock are issued or outstanding.

     The  Company  has  not  engaged  in  any  business  operations  other  than organizational  activities.  Since  inception,  the Company has been in the developmental  stage and had no  operations.  Other than issuing  shares to stockholders,  the Company never commenced any operational activities. As a result,  the Company can be defined as a "shell" or "blank check"  company, whose sole purpose is to locate and consummate a merger or acquisition with a private  entity.  The Company entered into a merger  agreement,  which is more fully  described  in Note 3 to the  condensed  consolidated  financial statements.

     RESULTS OF OPERATIONS

     The  Company  had no  operating  income  from  January 5, 2000  (inception)
     through  September 30, 2004.  As of September 30, 2004,  the Company had an
     accumulated deficit of $135,604,  comprised of costs mainly associated with administrative expenses.

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

ITEM 3.  CONTROLS AND PROCEDURES

     (a) The Company  carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including Robert L. Frome
     (acting Chief Executive Officer and acting Chief Financial Officer), of the effectiveness  of the design and  operation  of the  Company's  "disclosure controls  and  procedures",  as such term is defined in  Exchange  Act Rule
     15d-15(e),  as of the end of the period covered by this report.  Based upon that  evaluation,  Mr. Frome has concluded  that the  Company's  disclosure controls and procedures  were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed  by the Company in reports that it files or submits  under the
     Exchange Act is recorded,  processed,  summarized  and reported  within the time periods specified in SEC rules and forms.

     (b) There  have  been no  significant  changes  in the  Company's  internal controls or in other factors that could significantly  affect the Company's internal  controls  subsequent  to the date the  Company  carried  out this evaluation,  including any  corrective  actions with regard to  significant deficiencies and material weaknesses.

                                       11

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

                                       12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On August 30, 2004, the Company's Board of Directors and stockholders  holding a majority of the Company's  issued and outstanding  common stock voted by written consent to ratify,  approve and accept a subdivision of the Company's issued and outstanding  common stock (a reverse  split) at a ratio of 0.56 of one share for each share of common  stock  issued and  outstanding.  This  reverse  split took effect at the close of  business on October  12,  2004 for  shareholders  of the
Company of record as of the close of business on August 31, 2004.  On August 30, the  Company's  Board of Directors  and  stockholders  holding a majority of the
Company's  issued and outstanding  common stock also voted by written consent to approve an Agreement  and Plan of Merger  between the Company and a wholly owned subsidiary in order to, among other things, change the Company's name to Horizon
Wimba, Inc. and change the Company's state of incorporation to Delaware.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits

31.1  Certification of Acting Chief Executive Officer and Acting Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification  of the Acting  Chief  Executive  Officer  and Acting  Chief
Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

                                       13

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                                           HORIZON WIMBA, INC.
                                           (Registrant)

DATE:  November 19, 2004                   By: /s/ Robert L. Frome
                                              ----------------------------------
                                             Robert L. Frome
                                             President and Chairman
                                             (acting Chief Executive Officer
                                             and Acting Chief Financial Officer)

                                       14